Form 10-K
period 2005-12-31
DAIMLERCHRYSLER AUTO TRUST 2005-B
filed 2006-03-31
CIK 1327457

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number of issuing entity: 333-123226-01
DAIMLERCHRYSLER AUTO TRUST 2005-B

(Exact name of issuing entity as specified in its charter)
DAIMLERCHRYSLER FINANCIAL SERVICES AMERICAS LLC

(Exact name of depositor as specified in its charter)
DAIMLERCHRYSLER FINANCIAL SERVICES AMERICAS LLC

(Exact name of sponsor as specified in its charter)

State of Delaware	20-6436958

(Registrant’s State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Deutsche Bank Trust Company Delaware
1011 Centre Road, Suite 200, Wilmington, Delaware	19805

(Address of registrant’s principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (302) 552-6279
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None

PART I.
ITEM 1. BUSINESS
DaimlerChrysler Auto Trust 2005-B (the “Trust”) was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of May 1, 2005, among DaimlerChrysler Retail Receivables LLC (“DCRR”), DaimlerChrysler Financial Services Americas LLC (“DCFS” and “Servicer”), (successor to DaimlerChrysler Services North America LLC), and Deutsche Bank Trust Company Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.
On May 18, 2005, the Trust issued $402,000,000 aggregate principal amount of 3.26% Asset Backed Notes, Class A-1 (the “Class A-1 Notes”), $620,000,000 aggregate principal amount of 3.75% Asset

ITEM 1. BUSINESS (continued)
Backed Notes, Class A-2 (the “Class A-2 Notes”), $680,000,000 aggregate principal amount of 4.04% Asset Backed Notes, Class A-3 (the “Class A-3 Notes”), and $240,000,000 aggregate principal amount of 4.20% Asset Backed Notes, Class A-4 (the “Class A-4 Notes” and together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the “Class A Notes”), and $60,000,000 aggregate principal amount of 4.42% Class B Notes (the “Class B Notes” and, together with the Class A Notes, the “Notes”). The Notes were issued pursuant to an Indenture dated as of May 1, 2005, between the Trust and Citibank, N.A. (the “Indenture Trustee”). The assets of the Trust include a pool of motor vehicle retail installment sale contracts (“Receivables”), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after May 3, 2005, transferred to the Trust by DCFS on May 18, 2005. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Class A-1 Notes were not offered publicly.
The Trust has no employees.
The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC Internet site is http://www.sec.gov.
The Internet address for obtaining free of charge the Trust’s annual report on Form 10-K and current reports on Form 8-K and amendments (if any) filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with the SEC is http://investor.chryslerfinancial.com.
ITEM 1A. RISK FACTORS
Registrant is an Asset Backed Issuer and may omit to disclose the information required by this item per General Instruction J.
ITEM 1B. UNRESOLVED STAFF COMMENTS
There is nothing to report with regard to this item.
ITEM 2. PROPERTIES
There is nothing to report with regard to this item.
ITEM 3. LEGAL PROCEEDINGS
There is nothing to report with regard to this item.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There is nothing to report with regard to this item.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
There is nothing to report with regard to this item.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data has been omitted since the required information is included in the financial statements or notes thereto.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of May 1, 2005, among DCRR, DCFS, and Deutsche Bank Trust Company Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.
On May 18, 2005, the Trust issued $402,000,000 aggregate principal amount of 3.26% Asset Backed Notes, Class A-1 (the “Class A-1 Notes”), $620,000,000 aggregate principal amount of 3.75% Asset Backed Notes, Class A-2 (the “Class A-2 Notes”), $680,000,000 aggregate principal amount of 4.04% Asset Backed Notes, Class A-3 (the “Class A-3 Notes”), and $240,000,000 aggregate principal amount of 4.20% Asset Backed Notes, Class A-4 (the “Class A-4 Notes” and together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the “Class A Notes”), and $60,000,000 aggregate principal amount of 4.42% Class B Notes (the “Class B Notes” and, together with the Class A Notes, the “Notes”). The Notes were issued pursuant to an Indenture dated as of May 1, 2005, between the Trust and Citibank, N.A. (the “Indenture Trustee”). The assets of the Trust include a pool of motor vehicle retail installment sale contracts (“Receivables”), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after May 3, 2005, transferred to the Trust by DCFS on May 18, 2005. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Class A-1 Notes were not offered publicly.
DCFS services the Receivables in the Trust for an annual fee. The dollar amount of $11.0 million represents the fee for the 2005 calendar year. This amount is calculated as 1% of the outstanding receivables on a monthly basis.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There is nothing to report with regard to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DAIMLERCHRYSLER AUTO TRUST 2005-B
STATEMENT OF ASSETS, LIABILITIES AND EQUITY
ARISING FROM CASH TRANSACTIONS
DECEMBER 31, 2005
(in millions of dollars)

ASSETS

Cash and Cash Equivalents (Note 1)	$68.4

Receivables (Note 2)	1,629.6

TOTAL ASSETS	$1,698.0

LIABILITIES AND EQUITY

Amounts Held for Future Distribution (includes $68.6 million of collections of principal and interest to be applied on the next scheduled Distribution Date) (Note 1)	$221.7

Asset Backed Notes (Notes 2 and 3)	1,476.3

TOTAL LIABILITIES AND EQUITY	$1,698.0

See Notes to Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
DAIMLERCHRYSLER AUTO TRUST 2005-B
STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
FOR THE PERIOD MAY 2, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005
(in millions of dollars)

CASH RECEIPTS

Proceeds from Sale of Asset Backed Notes	$2,002.0

Collections of Principal, Interest, and Other	646.4

TOTAL CASH RECEIPTS	2,648.4

CASH DISBURSEMENTS

Purchase of Receivables from DCFS	2,002.0

Distribution of Principal, Interest, and Other	578.0

TOTAL CASH DISBURSEMENTS	2,580.0

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS	68.4

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68.4

See Notes to Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
DAIMLERCHRYSLER AUTO TRUST 2005-B
NOTES TO FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The financial statements of DaimlerChrysler Auto Trust 2005-B (the “Trust”) are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America. The primary difference from the accrual basis to this basis is that the financial statements do not record provisions for credit losses on Receivables, accrued interest receivable on the Receivables, or accrued interest payable on the Asset Backed Notes.
Cash and Cash Equivalents
Short-term instruments with a maturity of less than three months when purchased are considered to be cash equivalents. The Trust received certain cash deposits from DaimlerChrysler Financial Services Americas LLC (“DCFS” and “Servicer”), (successor to DaimlerChrysler Services North America LLC), which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement dated as of May 1, 2005, the servicer is required to convey principal and interest collections to the Trust on a monthly basis except when commingling conditions cease to be met under the Sale and Servicing Agreement. During 2005, the commingling conditions set forth in the Sale and Servicing Agreement were not met, and as a result, DCFS is required to convey principal and interest collections to the Trust on a daily basis.
Amounts Held for Future Distribution
Amounts Held for Future Distribution represent certain short-term investments held for future distributions to Noteholders and for liquidity and credit enhancement reserves. Amounts held for liquidity and credit enhancement reserves which are not utilized for future distributions to Noteholders will be distributed to DaimlerChrysler Retail Receivables LLC (“DCRR”). Also included in the balance of Amounts Held for Future Distribution are $68.6 million of collections of principal and interest on the Receivables. These amounts have not been applied as of the balance sheet date to either the outstanding principal balance of the Receivables or the Asset Backed Notes, but will be applied in accordance with the Prospectus Supplement for the next scheduled Distribution Date.
Servicing
DCFS services the Receivables in the Trust for an annual fee of 1% of the outstanding receivables balance.
NOTE 2 – SALE OF ASSET BACKED NOTES
The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of May 1, 2005, among DCRR, DCFS, and Deutsche Bank Trust Company Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
DAIMLERCHRYSLER AUTO TRUST 2005-B
NOTES TO FINANCIAL STATEMENTS
NOTE 2 – SALE OF ASSET BACKED NOTES (continued)
On May 18, 2005, the Trust issued $402,000,000 aggregate principal amount of 3.26% Asset Backed Notes, Class A-1 (the “Class A-1 Notes”), $620,000,000 aggregate principal amount of 3.75% Asset Backed Notes, Class A-2 (the “Class A-2 Notes”), $680,000,000 aggregate principal amount of 4.04% Asset Backed Notes, Class A-3 (the “Class A-3 Notes”), and $240,000,000 aggregate principal amount of 4.20% Asset Backed Notes, Class A-4 (the “Class A-4 Notes” and together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the “Class A Notes”), and $60,000,000 aggregate principal amount of 4.42% Class B Notes (the “Class B Notes” and, together with the Class A Notes, the “Notes”). The Notes were issued pursuant to an Indenture dated as of May 1, 2005, between the Trust and Citibank, N.A. (the “Indenture Trustee”). The assets of the Trust include a pool of motor vehicle retail installment sale contracts (“Receivables”), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after May 3, 2005, transferred to the Trust by DCFS on May 18, 2005. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Class A-1 Notes were not offered publicly.
NOTE 3 – PRINCIPAL AND INTEREST PAYMENTS
Interest on the Notes accrues at the respective fixed per annum interest rates specified above. Interest on the Notes will generally be payable on the 8th day of each month or, if any such day is not a business day, on the next succeeding business day (each, a “Distribution Date”), commencing June 8, 2005. Principal on the Notes will be payable on each Distribution Date to the extent described in the Prospectus Supplement dated May 11, 2005, and the Prospectus dated May 11, 2005 (collectively, the “Prospectus”); however, no principal payments will be made (i) on the Class A-2 Notes until the Class A-1 Notes have been paid in full, (ii) on the Class A-3 Notes until the Class A-2 Notes have been paid in full, (iii) on the Class A-4 Notes until the Class A-3 Notes have been paid in full, (iv) on the Class B Notes until the Class A-4 Notes have been paid in full. Each class of Notes will be payable in full on the applicable final scheduled Distribution Date as set forth in the Prospectus. However, payment in full of a class of Notes could occur earlier than such dates as described in the Prospectus. In addition, the Class A-4 Notes and Class B Notes will be subject to redemption in whole, but not in part, on any Distribution Date on which the Servicer exercises its option to purchase the Receivables. The Servicer may purchase the Receivables when the aggregate principal balance of the Receivables shall have declined to 10% or less of the initial aggregate principal balance of the Receivables purchased by the Trust.
NOTE 4 – FEDERAL AND STATE INCOME TAXES
In the opinion of outside legal counsel, for federal or state income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation. Therefore no provision for federal or state income tax has been recorded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
DAIMLERCHRYSLER AUTO TRUST 2005-B
NOTES TO FINANCIAL STATEMENTS
NOTE 5 – FINANCIAL INSTRUMENTS
The estimated fair values of financial instruments have been determined using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.
The carrying amounts and estimated fair values of the Trust’s financial instruments at December 31, 2005 were as follows (in millions of dollars):

	Carrying	Fair
	Amount	Value
Cash and Cash Equivalents	$68.4	$68.4
Receivables	$1,629.6	$1,603.5
Amounts Held for Future Distribution	$221.7	$204.1
Asset Backed Notes	$1,476.3	$1,462.0
Assumptions and Methodologies
The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments.
The fair value of receivables was estimated by discounting expected cash flows using rates of receivables with similar maturities at December 31, 2005.
The fair value of Amounts Held for Future Distribution was estimated at carrying value for certain short-term investments, and amounts to be distributed to DCRR were estimated by discounting expected cash flows.
The fair value of Asset Backed Notes was estimated using quoted market prices.
DCFS purchased the receivables directly or indirectly according to agreements with dealers throughout the United States in the ordinary courser of business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There is nothing to report with regard to this item.
ITEM 9A. CONTROLS AND PROCEDURES
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.
ITEM 9B. OTHER INFORMATION
There is nothing to report with regard to this item.
PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
There is nothing to report with regard to this item.
ITEM 11. EXECUTIVE COMPENSATION
There is nothing to report with regard to this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
There is nothing to report with regard to this item.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
There is nothing to report with regard to this item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
(1)	Financial Statements

Financial statements for DaimlerChrysler Auto Trust 2005-B as follows:

Statement of Assets, Liabilities and Equity Arising from Cash Transactions – December 31, 2005 (page 5 of this report)

Statement of Cash Receipts and Disbursements for the period May 2, 2005 (inception) through December 31, 2005 (page 6 of this report)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)
Notes to Financial Statements (pages 7, 8, and 9 of this report)

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

(3)	Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3	Purchase Agreement, dated as of May 1, 2005, between DaimlerChrysler Retail Receivables LLC and DaimlerChrysler Financial Services Americas LLC. Filed as Exhibit 99.2 to DCFS’s Current Report on Form 8-K dated May 24, 2005 and incorporated herein by reference.

4.1	Amended and Restated Trust Agreement, dated as of May 1, 2005, among DaimlerChrysler Retail Receivables LLC, DaimlerChrysler Financial Services Americas LLC and Deutsche Bank Trust Company Delaware, as Owner Trustee. Filed as Exhibit 4.2 to DCFS’s Current Report on Form 8-K dated May 24, 2005 and incorporated herein by reference.

4.2	Indenture, dated as of May 1, 2005, between DaimlerChrysler Auto Trust 2005-B and Citibank, N.A., as Indenture Trustee. Filed as Exhibit 4.1 to DCFS’s Current Report on Form 8-K dated May 24, 2005 and incorporated herein by reference.

4.3	Sale and Servicing Agreement, dated as of May 1, 2005, between DaimlerChrysler Auto Trust 2005-B and DaimlerChrysler Financial Services Americas LLC. Filed as Exhibit 10 to DCFS’s Current Report on Form 8-K dated May 24, 2005 and incorporated herein by reference.

4.4	Administration Agreement, dated as of May 1, 2005, between DaimlerChrysler Auto Trust 2005-B and DaimlerChrysler Financial Services Americas LLC. Filed as Exhibit 99.1 to DCFS’s Current Report on Form 8-K dated May 24, 2005 and incorporated herein by reference.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Annual Servicer’s Certificate for the year ended December 31, 2005, and Independent Accountants’ Report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

99.2	DaimlerChrysler Auto Trust 2005-B Annual Issuer’s Certificate.
(b) See item 15(a) above.
(c) Not applicable.

DAIMLERCHRYSLER AUTO TRUST 2005-B
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DaimlerChrysler Auto Trust 2005-B
(Registrant)
By:	DaimlerChrysler Financial Services Americas LLC, as Servicer

By:	/s/ Paul E. Knauss
Paul E. Knauss, Vice President and Chief Financial Officer
Date: March 24, 2006
Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.
No annual report or proxy material has been sent to security holders.

DAIMLERCHRYSLER AUTO TRUST 2005-B
EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3	Purchase Agreement, dated as of May 1, 2005, between DaimlerChrysler Retail Receivables LLC and DaimlerChrysler Financial Services Americas LLC. Filed as Exhibit 99.2 to DFCS’s Current Report on Form 8-K dated May 24, 2005 and incorporated herein by reference.

4.1	Amended and Restated Trust Agreement, dated as of May 1, 2005, among DaimlerChrysler Retail Receivables LLC, DaimlerChrysler Financial Services Americas LLC and Deutsche Bank Trust Company Delaware, as Owner Trustee. Filed as Exhibit 4.2 to DCFS’s Current Report on Form 8-K dated May 24, 2005 and incorporated herein by reference.

4.2	Indenture, dated as of May 1, 2005, between DaimlerChrysler Auto Trust 2005-B and Citibank, N.A., as Indenture Trustee. Filed as Exhibit 4.1 to DCFS’s Current Report on Form 8-K dated May 24, 2005 and incorporated herein by reference.

4.3	Sale and Servicing Agreement, dated as of May 1, 2005, between DaimlerChrysler Auto Trust 2005-B and DaimlerChrysler Financial Services Americas LLC. Filed as Exhibit 10 to DCFS’s Current Report on Form 8-K dated May 24, 2005 and incorporated herein by reference.

4.4	Administration Agreement, dated as of May 1, 2005, between DaimlerChrysler Auto Trust 2005-B and DaimlerChrysler Financial Services Americas LLC. Filed as Exhibit 99.1 to DCFS’s Current Report on Form 8-K dated May 24, 2005 and incorporated herein by reference.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Annual Servicer’s Certificate for the year ended December 31, 2005, and Independent Accountants’ Report.

99.2	DaimlerChrysler Auto Trust 2005-B Annual Issuer’s Certificate.